Form 10-Q/A
period 2007-03-31
Claymore MACROshares Oil Up Holding Trust; MACRO Securities Depositor, LLC
filed 2007-05-17
CIK 1382991, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarterly report ended March 31, 2007, filed with the Securities and Exchange Commission on May 15, 2007, is being filed to correct an error contained in Item 2 of Part I under "Valuation Method of the Settlement Contracts and the Income Distribution Agreement". This error occurred during the preparation of the document for electronic filing on EDGAR.

Except for correcting the error noted above, no information included in the original 10-Q is amended by this Form 10-Q/A. This Form 10-Q/A speaks only as of the date the 10-Q was originally filed, and except as noted above, we have not undertaken herein to amend, supplement or update any information contained in the original 10-Q to give effect to subsequent events.

i

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

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

iii

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
Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2007
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

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts more closely followed the six-month NYMEX futures contract as opposed to their contractual value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the six-month NYMEX futures contract.

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

Date: May 17, 2007