Form 10-Q
period 2007-06-30
Claymore MACROshares Oil Up Holding Trust; MACRO Securities Depositor, LLC
filed 2007-08-14
CIK 1382991, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Number of Claymore MACROshares Oil Up Holding shares outstanding as of June 30, 2007: 350,000

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

i

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION			1
Item 1.	Financial Statements (Unaudited)		1
	A.	Organization	5
	B.	Significant Accounting Policies	7
	C.	Operating Expenses and Related Party Waivers	9
	D.	Distributions	10
	E.	Share Transactions	10
	F.	Indemnifications	10
	G.	New Accounting Pronouncements	10
	H.	Concentration Risk	11
	I.	Termination of the Trust	11
	J.	Subsequent Events	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		19
Item 4.	Controls and Procedures		19

PART II. OTHER INFORMATION			20
Item 1.	Legal Proceedings		20
Item 1A.	Risk Factors		20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		20
Item 3.	Defaults Upon Senior Securities		21
Item 4.	Submission of Matters to a Vote of Security Holders		21
Item 5.	Other Information		21
Item 6.	Exhibits		21

Exhibits
Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Claymore MACROshares Oil Up Holding Trust
Statements of Financial Condition
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,218,492	$33,118,800
Settlement contracts and income distribution agreement
with the Down-MACRO Holding Trust	4,418,116	1,797,050
Interest receivable	9,301	16,719
Total Assets	$25,645,909	$34,932,569

Liabilities and Shareholders’ Equity
Distribution payable to shareholders	$183,061	$89,495
Operating expenses payable	51,543	33,576
Total Liabilities	234,604	123,071

Shareholders’ Equity
Equity attributable to Up-MACRO Holdings Shares, $60
par value, unlimited amount authorized, 350,000 and
550,000 issued and outstanding at June 30, 2007 and
December 31, 2006, respectively	25,411,305	34,809,498
Total Shareholders’ Equity	25,411,305	34,809,498

Total Liabilities and Shareholders’ Equity	$25,645,909	$34,932,569

See notes to the unaudited financial statements

Claymore MACROshares Oil Up Holding Trust
Statement of Operations (Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Investment Income
Interest	$249,106	$551,356
Total investment income	249,106	551,356

Expenses
Operating expenses	83,196	180,087
Net investment income	165,910	371,269

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on settlement contracts and
income distribution agreement	697,913	2,958,049
Net realized gain (loss) on settlement contracts and income
distribution agreement	428,500	(451,500)
Net realized and unrealized gain	1,126,413	2,506,549

Net income	$1,292,323	$2,877,818

Net income per share:	$3.73	$7.64

Weighted average shares outstanding	346,154	376,796

See notes to the unaudited financial statements

Claymore MACROshares Oil Up Holding Trust
Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2007
(Unaudited)

Up-MACRO
Holding Shares

Shareholders’ Equity, beginning of period	$34,809,498
Contributions	15,832,226
Distributions ($1.0222 per share)	(332,828)
Redemptions	(27,775,409)
Net income	2,877,818

Shareholders’ Equity, end of period	$25,411,305

Share Activity Six Months	Up-MACRO
Ended June 30, 2007	Holding Shares

Shares Outstanding, Beginning of period	550,000

Contributions	250,000
Redemptions	(450,000)

Shares Outstanding, End of period	350,000

See notes to the unaudited financial statements

Claymore MACROshares Oil Up Holding Trust
Statement of Cash Flows
For the Six Months Ended June 30, 2007 (Unaudited)

Cash flows from operating activities:

Net income	$2,877,818

Adjustments to reconcile net income to net cash used in operating activities:

Net unrealized (appreciation) depreciation on settlement contracts and income
distribution agreement	(2,960,794)
Settlement (payments) receipts in excess of realized gain on settlement contracts
and income distribution agreement	(1,189,500)
Increase/decrease in operating assets and liabilities:
Interest receivable	7,418
Operating expenses payable	17,967

Net cash used in operating activities	(1,247,091)

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(25,448,500)
Distributions	(239,262)

Net cash used in financing activities	(10,653,217)

Net decrease in cash and cash equivalents	(11,900,308)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,218,492

See notes to the unaudited financial statements

Claymore MACROshares Oil Up Holding Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of June 30, 2007

A.	Organization

MACRO Securities Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC and Claymore Group Inc. (collectively referred to as “Related Party”) as its only two members, formed the Claymore MACROshares Oil Up Tradeable Trust (the “Up-MACRO Tradeable Trust”), the Claymore MACROshares Oil Down Tradeable Trust (the “Down-MACRO Tradeable Trust”), the Claymore MACROshares Oil Up Holding Trust (the “Up-MACRO Holding Trust”) and the Claymore MACROshares Oil Down Holding Trust (the “Down-MACRO Holding Trust”). Each of the trusts was formed under the laws of the State of New York on November 15, 2006.

The Up-MACRO Holding Trust and the Down-MACRO Holding Trust are referred to as “Paired Holding Trusts”. The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on November 24, 2006. Operations of the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as “Up-MACRO Holding Shares” and “Down-MACRO Holding Shares,” and, collectively, as “Paired Holding Shares”) in minimum aggregations called “MACRO Units,” each of which consists of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the “Starting Level”) and, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, Investors Bank & Trust Company, as trustee (in such capacity, the “Trustee”), Claymore Securities, Inc., as administrative agent and marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”) and MACRO Financial, LLC as an additional marketing agent (in such capacity, the “Marketing Agent”), have entered into trust agreements that govern the activities of the Up-MACRO Tradeable Trust and Up-MACRO Holding Trust and specify the terms of the shares issued by the Up-MACRO Tradeable Trust (the “Up-MACRO Tradeable Shares”) and Up-MACRO Holding Trust, which are the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust issues the Up-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Up-MACRO Holding Shares. Up-MACRO Tradeable Shares are only issued or exchanged for the underlying Up-MACRO Holding Shares in connection with a deposit of Up-MACRO Holding Shares into the Up-MACRO Tradeable Trust or the withdrawal of Up-MACRO Holding Shares from the Up-MACRO Tradeable Trust. One Up-MACRO Tradeable Share is issued for each Up-MACRO Holding Share deposited into the Up-MACRO Tradeable Trust. The per share “underlying value” of one Up-MACRO Tradeable Share is always equal to the underlying value of one Up-MACRO Holding Share. The underlying value of the Up-MACRO Holding Trust’s shares represents that portion of the proceeds of the assets of the Up-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up-MACRO Holding Trust were to make a final distribution on the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust would pass through such final distribution to holders of Up-MACRO Tradeable Shares. The underlying value per share of the Up-MACRO Holding Trust at June 30, 2007 was $70.70. Paired Holding Shares are only created and redeemed, and Up-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company (“DTC”) who have executed a contract with the Trustee and the Administrative Agent (“Authorized Participants”). Each Up-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Up-MACRO Holding Shares deposited in the Up-MACRO Tradeable Trust. Issuances and redemptions of Up-MACRO Holding Shares and Up-Macro Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America (“GAAP”).

The assets of the Up-MACRO Tradeable Trust consist solely of the Up-MACRO Holding Shares on deposit from time to time therein. Prior to November 29, 2006, the Depositor and Claymore Securities, Inc. each made an initial deposit of $500 into the Up-MACRO Holding Trust and $500 into the Up-MACRO Tradeable Trust, for a total initial deposit into each trust of $1,000 (for each trust, the “Founders' Equity”). During the period ended December 31, 2006, the Founders’ Equity of both the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust was redeemed and returned to the Depositor and Claymore Securities, Inc. The Up-MACRO Tradeable Trust shares trade on the American Stock Exchange (“AMEX”), at negotiated prices, during “New York Business Days” (any day on which stock exchanges and New York money center banks are open for business). The market price of the Up-MACRO Tradeable Shares may diverge from the closing per share underlying value of the Up-MACRO Tradeable Trust. Based on market demand, the Up-MACRO Tradeable Shares may trade at a premium or a discount to their per share underlying value.

The assets of the Up-MACRO Holding Trust consist of cash, government securities, repurchase agreements collateralized by U.S. government securities and OTC derivative instruments entered into between the Paired Holding Trusts. These derivative instruments consist of “Settlement Contracts” which provide that the Up-MACRO Holding Trust is entitled to receive from, or is required to make to, the Down-MACRO Holding Trust a payment at the termination of each of these contracts in an amount that reflects the price change between the settlement price of NYMEX crude oil futures contracts (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of that price on November 29, 2006. The NYMEX crude oil futures contracts that are referenced by the Paired Holding Trusts are (i) futures contracts that mature during the next calendar month succeeding the current month for any date of determination occurring on or after the first day of the current month up to but excluding the 11th New York Business Day of that month and (ii) futures contracts that mature during the second calendar month succeeding the current calendar month for any date of determination occurring on or after such 11th New York Business Day (provided that the switch out of next month's contract to the succeeding month's contract may not take place later than the 17th day of each month).

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

The “Income Distribution Agreement” entered into between the Paired Holding Trusts is the means for allocating between the Paired Holding Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts. Under the Income Distribution Agreement, the Up-MACRO Holding Trust is obligated to pay a portion of its income to the Down-MACRO Holding Trust or entitled to receive a portion of the Down-MACRO Holding Trust's income, based on the percentage difference of the Closing Price and the Starting Level on each day of the calendar quarter between distribution dates. The Up-MACRO Holding Trust's daily income for the purposes of determining underlying value recorded under the Income Distribution Agreement reflects either an asset receivable by it or a liability payable by it, based upon the difference in the daily value of the Closing Price and its Starting Level. A payment is made by one of the Paired Holding Trusts to the other on each quarterly distribution date and the Up-MACRO Holding Trust then distributes its remaining income (if it had to make a payment under the Income Distribution Agreement) or all of its income and a portion of the income it received from the Down-MACRO Holding Trust (if it received a payment under the Income Distribution Agreement) as a quarterly distribution to its shareholders on or immediately following such quarterly distribution date.

B.	Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Up-MACRO Holding Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented in the accompanying financial statements (the “Reporting Periods”). Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of the Depositor’s management, which was responsible for the preparation of the financial statements on behalf of the Up-MACRO Holding Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form of 10-K as filed with the SEC on April 2, 2007.

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

During the period from November 29, 2006 (commencement of operations) through June 30, 2007, 100% of the Up-MACRO Holding Trust Shares outstanding were held by the Up-MACRO Tradeable Trust.

Cash and Cash Equivalents

The Up-MACRO Holding Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Up-MACRO Holding Trust invests in debt securities issued by the U.S. government and repurchase agreements (or “repos”) collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Up-MACRO Holding Trust may enter into repurchase agreements with banks and broker-dealers whereby the Up-MACRO Holding Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date.  The Up-MACRO Holding Trust, through its custodian, takes possession of securities that are used as collateral.  In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Up-MACRO Holding Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

Upon each issuance of Up-MACRO holding shares as part of a MACRO Unit in a Paired Subsequent Issuance, the Up-MACRO Holding Trust enters into a new Settlement Contract with the Down-MACRO Holding Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MACRO Unit of outstanding Paired Holding Shares. Under the Settlement Contracts, the Up-MACRO Holding Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Down-MACRO Holding Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Down-MACRO Holding Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the difference between the Closing Price and its Starting Level on the day on which a redemption order for Paired Holding Shares is delivered to the Administrative Agent. The final distribution on the Up-MACRO Holding Shares depends upon the settlement payment that the Up-MACRO Holding Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Up-MACRO Holding Trust.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Up-MACRO Holding Trust as of June 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the Up-MACRO Holding Trust records the income distribution contract in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Up-MACRO Holding Trust as of June 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Federal Income Taxes

The Up-MACRO Holding Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.	Operating Expenses and Related Party Waivers

Operating expenses are deducted daily from the income earned by the Up-MACRO Holding Trust (and, if income is insufficient during any quarter, from the assets of the Up-MACRO Holding Trust) in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the income distribution agreement), held by the Up-MACRO Holding Trust on each day (the “Up-MACRO Asset Amount”) and (i) a rate of 160 basis points per annum until the second anniversary of the formation of the Up-MACRO Holding Trust and (ii) a rate of 150 basis points per annum thereafter.

All operating expenses of the Up-MACRO Tradeable Trust are paid by the Up-MACRO Holding Trust. Because the Up-MACRO Tradeable Trust invests solely in the shares of the Up-MACRO Holding Trust, its investments are subject to the operating expenses charged by the Up-MACRO Holding Trust.

C1.	Related Party Expenses and Waivers

If actual operating expenses incurred by the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust exceed the applicable fee deduction annual rate of 160 or 150 basis points, MacroMarkets LLC and the Administrative Agent and Marketing Agent have agreed to waive all or a portion of their respective fees. If, after the waiver, a shortfall remains, the Depositor will assume these expenses. To the extent there is a surplus, the Depositor is entitled to the excess.

Claymore Securities, Inc. makes all investment decisions for the Up-MACRO Holding Trust. Pursuant to the Up-MACRO Holding Trust Agreement, the Up-MACRO Holding Trust pays Claymore Securities, Inc. a fee that accrues daily at an annualized rate of 0.35% of the Up-MACRO Asset Amount for acting as the Administrative Agent and Marketing Agent. The Claymore Securities, Inc. fees for the three-months ended June 30, 2007 were $18,199 and for the six-months ended June 30, 2007 were $39,394, all of which were waived by Claymore Securities, Inc.

The Up-MACRO Holding Trust pays (a) MacroMarkets LLC (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Up-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Up-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as an additional Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Up-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial, LLC fees for the three-months ended June 30, 2007 were $20,799 and for the six-months ended June 30, 2007 were $45,022, all of which were waived by MacroMarkets LLC and MACRO Financial, LLC. Through June 30, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.	Trustee Fees

Pursuant to the Declaration of Up-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Up-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Up-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Up-MACRO Holding Trust. Trustees fees for the three-months ended June 30, 2007 were $75,673 and for the six-months ended June 30, 2007 were $132,466. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

Investors Bank & Trust Company is the “Custodian” of the Trust assets on behalf of the Up-MACRO Holding Trust. The Trustee has delegated certain responsibilities to the Custodian, which is an affiliate of the Trustee.

D.	Distributions

The Trustee of the Up-MACRO Holding Trust will make quarterly and final distributions to each person who was a “Registered Owner,” which is the depository or nominee thereof in which name the Up-MACRO Holding Shares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Up-MACRO Holding Trust have been made. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up-MACRO Holding Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the quarters ended June 30, 2007 and March 31, 2007, the distributions were approximately $0.5230 per share and $0.4992 per share, respectively. For the period ended December 31, 2006, the distribution was approximately $0.1627 per share.

E.	Share Transactions

For the six-months ended June 30, 2007, 250,000 of the Up-Macro Holding Trust shares were created at the value of the equity attributable to such units of $15,832,226, with an underlying value of $14,667,000. The Up-MACRO Holding Trust receives, for each share issued, cash equal to the Starting Level ($60) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of changes in Shareholders’ Equity. For the six-months ended June 30, 2007, 450,000 of Up-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $27,775,409 with an underlying value of $25,448,500.

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

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Depositor of the Up-MACRO Holding Trust is currently evaluating the impact the adoption of SFAS No. 157 will have on the Up-MACRO Holding Trust’s financial statement disclosures.

On June 18, 2007, the American Institute of Certified Public Accountants’ (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 07-1, “Clarification of the Scope of the Audit and Accounting Guide” Investment Companies and “Accounting by parent Companies and equity Method Investors for Investments in Investment Companies.” The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). For those entities that are investment companies under the SOP, it also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Depositor of the Up-MACRO Holding Trust is currently evaluating the scope of SOP 07-1and the impact it will have on the Up-MACRO Holding Trust’s financial statement disclosures.

H.	Concentration Risk

The Up-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Up-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level. (Conversely, the minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver inverse investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level $120.) Also, the Up-MACRO Holding Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, Investors Bank & Trust holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to Investors Bank & Trust in that the Up-MACRO Holding Trust may potentially lose all or a portion the cash that is held at Investors Bank & Trust.

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

Additional termination events of the Up-MACRO Holding Trust consist of (i) any event in which any of the Paired Holding Trusts or the Tradeable Trusts (collectively, the “MACRO Trusts”) become insolvent or bankrupt; (ii) any of the MACRO Trusts become required to register as “investment companies” under the Investment Company Act of 1940, as amended; (iii) the MACRO Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days and no other substitute oil benchmark is identified and approved by the shareholders and/or the Depositor is unable to negotiate a licensing arrangement with any such substitute oil price provider; (iv) the Closing Price falls to only 15% of its Starting Level (at which Closing Price the Up-MACRO Holding Trust would be entitled to retain only 15% of its own assets under the Settlement Contracts) or the Closing Price rises to a level that is equal to 185% of its Starting Level (at which Closing Price the Up-MACRO Holding Trust would be entitled to receive all but 15% of the Down-MACRO Holding Trust's assets); and (v) the reduction of the funds of either of the Paired Holding Trusts to an amount below $10 million U.S. dollars; and (vi) the amount of cash and U.S. government securities on deposit in the Up-MACRO Holding Trust or the Down-MACRO Holding Trust is reduced to $50 million U.S. dollars or less after previously reaching an amount equal to $200 million U.S. dollars or more, or the failure on the part of the Paired Holding Trusts to each hold cash and U.S. government securities in an amount equal to at least $200 million U.S. dollars after six months or more have elapsed since the commencement of operations and the Depositor elects to terminate the Paired Holding Trusts. As of May 29, 2007, six months had elapsed since the commencement of operations of the Paired Holding Trusts and they held approximately $48.3 million of cash and government securities. Therefore, because the Paired Holding Trusts have failed to each hold cash and U.S. government securities in an amount equal to at least $200 million U.S. dollars, after six months have elapsed since the Closing Date, the Depositor has the right, for so long as such $200 million U.S. dollars threshold has not been reached, to terminate each of the Paired Holding Trusts. However, the Depositor currently has no intention of terminating the Paired Holding Trusts.

In the case of each of these termination events, including the event described in clause (iv) above, the Settlement Contracts would settle on the next distribution date on the basis of the Closing Price on the last New York Business Day that preceded that distribution date, which may be different from the Closing Price at the time when the termination event occurred.

J.	Subsequent Events

On July 2, 2007, Investors Financial Services Corporation, the parent company of the Trustee and Custodian, was acquired by State Street Corporation.

On August 13, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) is resigning as a marketing agent for the Up-MACRO Holding Shares, effective August 13, 2007, with MACRO Financial, LLC, which currently acts as an additional marketing agent for the Up-MACRO Holding Shares, assuming all of Claymore Securities, Inc.'s duties as marketing agent and (B) will resign as an administrative agent for the Up-MACRO Holding Trust, effective September 30, 2007, after a successor administrative agent is appointed and accepts such appointment in accordance with the terms of the Claymore MACROshares Oil Up Holding Trust Agreement and (ii) Claymore Group Inc. will sell its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC by August 18, 2007 and the Claymore MACROshares Oil Up Holding Trust and Claymore MACROshares Oil Up Holding Shares will be renamed MACROshares Oil Up Holding Trust and MACROshares Oil Up Holding Shares, respectively.

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

For the period from April 1, 2007 to June 30, 2007, the per-share underlying value of the Up-MACRO holding shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.27 (0.41% of the trust's underlying value). The differential ranged from approximately $0.01 to approximately $0.53 and increased throughout the period leading up to the ex-dividend date of June 27, 2007, at which time the differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1a

The differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO Holding Trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Up-MACRO holding shares relative to the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1b

For the period April 1, 2007 to June 30, 2007, the per-share underlying value of the Down-MACRO holding shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.23 (0.43% of the trust's underlying value). The differential ranged from approximately $0.01 to approximately $0.45 and increased throughout the period leading up to the ex-dividend date of June 27, 2007, at which time the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1c

The differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO holding trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Down-MACRO holding shares relative to the Applicable Reference Price of Crude Oil for the period from April 1, 2007 to June 30, 2007.

Exhibit 1d

The Up-MACRO holding shares are not listed on any securities exchange or public trading market. The Up-MACRO holding shares may only be held by qualified institutional buyers (as defined in Rule 144A under the Securities Act), authorized participants (as defined in the prospectus), and the Up-MACRO tradeable trust.

As of June 30, 2007, all of the outstanding Up-MACRO holding shares are held by the Up-MACRO tradeable trust. Because there is no established public trading market for the Up-MACRO holding shares, high and low sales prices and bid information are unavailable. The following table sets forth, for the period indicated, the high and low per share underlying values (as defined in the prospectus) for the Up-MACRO holding shares.

Three Months Ended June 30, 2007	High	Low
Second Quarter (beginning April 1, 2007)	$70.70	$61.58

Review of Financial Results

Results of Operations

On November 29, 2006, the Up-MACRO holding trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for $12,000,000 in cash. Such shares were issued at their initial underlying value of $62.45 per share. Since this date, the Up-MACRO holding trust's underlying value grew from approximately $12,500,000 at November 29, 2006, to approximately $24,700,000 at June 30, 2007. The increase in underlying value resulted primarily from an increase in outstanding shares, which rose from 200,000 at November 29, 2006 to 350,000 at June 30, 2007 due to 600,000 shares (12 units) being created and 450,000 shares (9 units) being redeemed during the period, of which 100,000 shares (2 units) were created in exchange for a deposit of approximately $6,552,000 at the applicable underlying value and 50,000 shares (1 unit) were redeemed in exchange for a withdrawal of approximately $3,318,500 at the applicable underlying value during the three months ended on June 30, 2007. Each unit consists of 50,000 shares.

The Trust generated net investment income of nearly $166,000 during the quarter ended June 30, 2007 as a result of its investment in repurchase agreements and U.S. Treasury obligations. Additionally, as the valuation of the settlement contract increased during the period, as described below, the Trust generated approximately $1.1 million of realized and unrealized gains on the settlement contracts and income distribution agreement.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the registrant's liquidity increasing or decreasing in any material way. The main obligations of each of the Up-MACRO holding trust and Down-MACRO holding trust are its obligations, if any, pursuant to the income distribution agreement and settlement contracts. The Up-MACRO holding trust and Down-MACRO holding trust hold U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure each of its obligations under the income distribution agreement and the settlement contracts.

Cash Flows From Operations

Cash flows from operating activities:	For the Six Months Ended June 30, 2007

Net income	$2,877,818

Adjustments to reconcile net income to net cash used in operating activities:

Net unrealized (appreciation) depreciation on settlement contracts and income distribution agreement	(2,960,794)
Settlement (payments) receipts in excess of realized gains on settlement
contracts and income distribution agreement	(1,189,500)
Increase/decrease in operating assets and liabilities:
Interest receivable	7,418
Operating expense payable	17,967

Net cash used in operating activities	(1,247,091)

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(25,448,500)
Distributions	(239,262)

Net cash used in financing activities	(10,653,217)

Net decrease in cash and cash equivalents	(11,900,308)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,218,492

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the American Stock Exchange. For most of the reporting period, the fair value of these derivative contracts more closely followed the 18-month NYMEX futures contract as opposed to their contractual value. At period end, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Up-MACRO Tradeable Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon the 18-month NYMEX futures contract.

As a result, the per share value on June 30, 2007, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $72.60. The per share Underlying Value for the same day was $70.70. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up-MACRO holding trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of June 30, 2007, the Up-MACRO holding trust's disclosure controls and procedures were effective.

There was no change in the Up-MACRO holding trust's internal controls over financial reporting that occurred during the Up-MACRO holding trust's most recently completed fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

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

Dividend

On June 27, 2007, the trustee declared a dividend of $0.5230 per Up-MACRO holding share, which together with the dividends declared by the trustee on March 28, 2007 and December 27, 2006, accumulates to a total dividend since inception in the amount of $1.1849 to shareholders.

Issuer Purchase of Equity Securities

The Up-MACRO holding trust does not purchase shares directly from its shareholders. However, in connection with Paired Optional Redemptions (as defined in the prospectus), the Up-MACRO holding trust may redeem Up-MACRO holding shares (as part of the Paired Optional Redemption of MACRO units consisting of 50,000 Up-MACRO holding shares and 50,000 Down-MACRO holding shares; the Down-MACRO holding shares included in such MACRO units would be contemporaneously redeemed by the Down-MACRO holding trust). From January 1, 2007 to June 30, 2007, 9 units (450,000 shares) were redeemed.

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
____________________
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

Date: August 14, 2007