Form 10-Q
period 2007-09-30
Claymore MACROshares Oil Up Holding Trust; MACRO Securities Depositor, LLC
filed 2007-11-14
CIK 1382991, 1290059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

c/o State Street Bank
and Trust Company
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

Number of MACROshares Oil Up Holding shares outstanding as of September 30, 2007: 350,000

DOCUMENTS INCORPORATED BY REFERENCE: Prospectus of MACROshares Oil Up Holding Shares and
MACROshares Oil Up Tradeable Shares, dated as of November 9, 2007, file no. 333-116566.

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

i

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION			1
	Item 1.	Financial Statements		1
		A.	Organization	5
		B.	Significant Accounting Policies	7
		C.	Operating Expenses and Related Party Waivers	9
		D.	Distributions	10
		E.	Share Transactions	11
		F.	Indemnifications	11
		G.	New Accounting Pronouncements	11
		H.	Concentration Risk	12
		I.	Termination of the Trust	12
		J.	Subsequent Event	13
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		14
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		20
	Item 4.	Controls and Procedures		20
PART II.	OTHER INFORMATION			21
	Item 1.	Legal Proceedings		21
	Item 1A.	Risk Factors		21
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		21
	Item 3.	Defaults Upon Senior Securities		22
	Item 4.	Submission of Matters to a Vote of Security Holders		22
	Item 5.	Other Information		22
	Item 6.	Exhibits		22

Exhibits
Exhibit 31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350

ii

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MACROshares Oil Up Holding Trust
Statements of Financial Condition
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,161,787	$33,118,800
Settlement contracts and income distribution agreement
with the Down-MACRO Holding Trust	4,978,767	1,797,050
Interest receivable	10,442	16,719
Total Assets	$26,150,996	$34,932,569

Liabilities and Shareholders' Equity
Distribution payable to shareholders	$160,191	$89,495
Operating expenses payable	35,899	33,576
Total Liabilities	196,090	123,071

Shareholders' Equity
Equity attributable to Up-MACRO Holdings Shares, $60
par value, unlimited amount authorized, 350,000 and
550,000 issued and outstanding at September 30, 2007
and December 31, 2006, respectively	25,954,906	34,809,498
Total Shareholders' Equity	25,954,906	34,809,498

Total Liabilities and Shareholders' Equity	$26,150,996	$34,932,569

See notes to the unaudited financial statements

MACROshares Oil Up Holding Trust
Statement of Operations (Unaudited)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Investment Income
Interest	$214,139	$765,495
Total investment income	214,139	765,495

Expenses
Operating expenses	84,979	265,066
Net investment income	129,160	500,429

Realized and Unrealized Gain (Loss)
Net increase in unrealized appreciation on settlement contracts and income distribution agreement	574,633	3,532,682
Net realized loss on settlement contracts and income distribution agreement	-	(451,500)
Net realized and unrealized gain	574,633	3,081,182

Net income	$703,793	$3,581,611

Net income per share - See Note J:	$0.67	$3.25

Weighted average shares outstanding - See Note J	1,050,000	1,103,298

See notes to the unaudited financial statements

MACROshares Oil Up Holding Trust
Statement of Changes in Shareholders' Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

Up-MACRO Holding Shares
Shareholders' Equity, beginning of period	$34,809,498
Contributions	15,832,226
Distributions ($0.4933 per share - See Note J)	(493,020)
Redemptions	(27,775,409)
Net income	3,581,611

Shareholders' Equity, end of period	$25,954,906

Share Activity Nine Months Ended September 30, 2007	Up-MACRO Holding Shares

Shares Outstanding, Beginning of period	550,000

Contributions	250,000
Redemptions	(450,000)

Shares Outstanding, End of period	350,000

See notes to the unaudited financial statements

MACROshares Oil Up Holding Trust
Statement of Cash Flows
For the Nine Months Ended September 30, 2007 (Unaudited)

Cash flows from operating activities:

Net income	$3,581,611

Adjustments to reconcile net income to net cash used in operating activities:

Net unrealized appreciation on settlement contracts and income
distribution agreement	(3,521,445)
Settlement payments in excess of realized gain on settlement contracts
and income distribution agreement	(1,189,500)
Increase/decrease in operating assets and liabilities:
Interest receivable	6,277
Operating expenses payable	2,323

Net cash used in operating activities	(1,120,734)

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(25,448,500)
Distributions	(493,020)
Increase in Distribution payable to shareholders	70,696

Net cash used in financing activities	(10,836,279)

Net decrease in cash and cash equivalents	(11,957,013)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,161,787

See notes to the unaudited financial statements

MACROshares Oil Up Holding Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of September 30, 2007

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

On August 17, 2007, MacroMarkets LLC and Claymore Group, Inc. entered into a binding agreement pursuant to which (i) Claymore Securities, Inc., a wholly-owned subsidiary of Claymore Group Inc., (A) resigned as a marketing agent for the Up-MACRO Holding Shares, effective August 17, 2007, with MACRO Financial, LLC, which was acting as an additional marketing agent for the Up-MACRO Holding shares, assuming all of Claymore Securities, Inc.’s duties as marketing agent and (B) resigned as the administrative agent for the Up-MACRO Holding Trust, effective September 30, 2007, (ii) Claymore Group Inc. sold its equity interest in MACRO Securities Depositor, LLC to MacroMarkets LLC on August 18, 2007 and (iii) the Claymore MACROshares Oil Up Holding Trust and Claymore MACROshares Oil Up Holding Shares were renamed the “MACROshares Oil Up Holding Trust” and the “MACROshares Oil Up Holding Shares”, respectively. MacroMarkets LLC was appointed as the successor administrative agent and accepted such appointment pursuant to the Third Amended and Restated Trust Agreement for the Up-MACRO Holding Shares, dated as of October 1, 2007, and entered into among the Trustee, MacroMarkets LLC, as administrative agent, and MACRO Financial, LLC, as marketing agent.

The Up-MACRO Holding Trust and the Down-MACRO Holding Trust are referred to as "Paired Holding Trusts". The descriptions of the Paired Holding Trusts in these notes reflect the trust agreements as amended on October 26, 2007. Operations of the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust commenced on November 29, 2006. No creations or other activity occurred between November 24, 2006 and the commencement date. Each of the Paired Holding Trusts issues shares (which are referred to, respectively, as "Up-MACRO Holding Shares" and "Down-MACRO Holding Shares," and, collectively, as "Paired Holding Shares") in minimum aggregations called "MACRO Units," each of which consists of 50,000 Up-MACRO Holding Shares and 50,000 Down-MACRO Holding Shares. The objective of the Paired Holding Trusts is, in the case of the Up-MACRO Holding Trust, to provide investors with investment returns that correspond with changes in the price of NYMEX crude oil futures contracts within the range from (i) zero to (ii) twice the starting level of $60 (the "Starting Level") and, in the case of the Down-MACRO Holding Trust, to provide investors with investment returns that correspond inversely with the price of NYMEX crude oil futures within the range from (i) zero to (ii) twice the Starting Level.  The Starting Level was $60, therefore the price range within which the Paired Holding Trusts are expected to provide a return to both of the Paired Holding Shares is $0 to $120. There can be no assurance that the Paired Holding Trusts will achieve their investment objective.

The Depositor, State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"), MacroMarkets LLC, as administrative agent and MACRO Financial, LLC as marketing agent (in such capacities, the "Administrative Agent" and the "Marketing Agent", respectively), have entered into trust agreements that govern the activities of the Up-MACRO Tradeable Trust and the Up-MACRO Holding Trust and specify the terms of the shares issued by the Up-MACRO Tradeable Trust (the "Up-MACRO Tradeable Shares") and the Up-MACRO Holding Trust, respectively. The Up-MACRO Tradeable Trust issues the Up-MACRO Tradeable Shares on a continuous basis in exchange for deposits of Up-MACRO Holding Shares. Up-MACRO Tradeable Shares are only issued or exchanged for the underlying Up-MACRO Holding Shares in connection with a deposit of Up-MACRO Holding Shares into the Up-MACRO Tradeable Trust or the withdrawal of Up-MACRO Holding Shares from the Up-MACRO Tradeable Trust. One Up-MACRO Tradeable Share is issued for each Up-MACRO Holding Share deposited into the Up-MACRO Tradeable Trust. The per share "underlying value" of one Up-MACRO Tradeable Share is always equal to the underlying value of one Up-MACRO Holding Share. The underlying value of the Up-MACRO Holding Trust's shares represents that portion of the proceeds of the assets of the Up-MACRO Holding Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Up-MACRO Holding Trust were to make a final distribution on the Up-MACRO Holding Shares. The Up-MACRO Tradeable Trust would pass through such final distribution to holders of Up-MACRO Tradeable Shares. The underlying value per share of the Up-MACRO Holding Trust at September 30, 2007 was $81.69 ($27.23 after giving effect to the share split described in Note J). Paired Holding Shares are only created and redeemed, and Up-MACRO Tradeable Shares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants"). Each Up-MACRO Tradeable Share represents an undivided beneficial interest in the pool of Up-MACRO Holding Shares deposited in the Up-MACRO Tradeable Trust. Issuances and redemptions of Up-MACRO Holding Shares and Up-Macro Tradeable Shares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on accounting principles generally accepted in the United States of America ("GAAP").

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

Basis of Accounting

The policies are in conformity with GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented in the accompanying financial statements (the "Reporting Periods"). Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of the Depositor's management, which was responsible for the preparation of the financial statements on behalf of the Up-MACRO Holding Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's financial statements included in the Form of 10-K as filed with the SEC on April 2, 2007.

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

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Up-MACRO Tradeable Shares on the AMEX. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts held by the Up-MACRO Holding Trust as of September 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

For the purpose of financial reporting, the income distribution contract constitutes a derivative contract. Accordingly, the Up-MACRO Holding Trust records the income distribution contract in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the income distribution contract, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the income distribution contract as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the income distribution contract existed, and the differences could be material. The fair value of the income distribution contract held by the Up-MACRO Holding Trust as of September 30, 2007 and on various creation or redemption dates during the Reporting Periods for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

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

If actual operating expenses incurred by the Up-MACRO Holding Trust and the Up-MACRO Tradeable Trust exceed the applicable fee deduction annual rate of 160 or 150 basis points, MacroMarkets LLC and MACRO Financial, LLC have agreed to waive all or a portion of their respective fees. If, after the waiver, a shortfall remains, the Depositor will assume these expenses. To the extent there is a surplus, the Depositor is entitled to the excess.

During the third quarter Claymore Securities, Inc. made all investment decisions for the Up-MACRO Holding Trust and beginning October 1, 2007 the investment decisions will be made by MacroMarkets LLC. Pursuant to the Up-MACRO Holding Trust Agreement, the Up-MACRO Holding Trust pays MacroMarkets LLC a fee that accrues daily at an annualized rate of 0.35% of the Up-MACRO Asset Amount for acting as the Administrative Agent. The fees for the three-months ended September 30, 2007 were $18,589 and for the nine-months ended September 30, 2007 were $57,983, all of which were waived.

The Up-MACRO Holding Trust pays (a) MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MACROs structure, which accrues daily at an annualized rate of 0.10% on the Up-MACRO Asset Amount, (ii) a structuring fee for structuring the product, which accrues at an annualized rate of 0.20% on the Up-MACRO Asset Amount and pays (b) MACRO Financial, LLC, an affiliate of MacroMarkets LLC, a marketing fee for acting as an additional Marketing Agent for the trust, which accrues daily at an annualized rate of 0.10% of the Up-MACRO Asset Amount. The MacroMarkets LLC and MACRO Financial, LLC fees for acting in these capacities for the three-months ended September 30, 2007 were $21,244 and for the nine-months ended September 30, 2007 were $66,266, all of which were waived by MacroMarkets LLC and MACRO Financial, LLC. Through September 30, 2007, a shortfall remained after these fee waivers. As a result, the Depositor assumed this expense shortfall.

C2.	Trustee Fees

Pursuant to the Declaration of Up-MACRO Holding Trust, the Trustee receives a fee with respect to the services for the Up-MACRO Holding Trust an amount equal to the product of a per annum rate of 0.08% and the Up-MACRO Asset Amount on such day. During the Reporting Period, a minimum Trustee fee was allocated to the Up-MACRO Holding Trust. Trustees fees for the three-months ended September 30, 2007 were $106,564 and for the nine-months ended September 30, 2007 were $239,030. In addition, the Trustee receives a fee of $2,000 directly from the Authorized Participants in connection with each paired issuance or paired optional redemption.

State Street Bank and Trust Company, a Massachusetts trust company, as the successor to Investors Bank & Trust Company, is the "Custodian" of the Trust assets on behalf of the Up-MACRO Holding Trust.

D.	Distributions

The Trustee of the Up-MACRO Holding Trust will make quarterly and final distributions to each person who was a "Registered Owner," which is the depository or nominee thereof in which name the Up-MACRO Holding Shares are registered, on the record date that preceded such distribution date. The quarterly and final distributions will be made after all expenses of the Up-MACRO Holding Trust have been paid. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Up-MACRO Holding Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. For the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, the distributions were approximately $0.4577, $0.5230, and $0.4992 ($0.1526, $0.1743, and $0.1664 per share, respectively, after giving effect to the share split described in Note J. For the period ended December 31, 2006, the distribution was approximately $0.1627 ($0.0542 per share after giving effect to the share split described in Note J.)

E.	Share Transactions

For the nine-months ended September 30, 2007, 250,000 of the Up-Macro Holding Trust shares were created at the value of the equity attributable to such units of $15,832,226, with an underlying value of $14,667,000. The Up-MACRO Holding Trust receives, for each share issued, cash equal to the Starting Level ($60) and the equalization amount. The increase/decrease in the contractual value of the settlement contracts resulting from creations results in the net increase in net assets per share on creations being equal to underlying value per share on the date of issuance. Similarly, the increase/decrease in the fair value of the settlement contracts from creations results in the net increase in net assets from creations for financial reporting purposes being equal to equity attributable to such shares on the date of issuance. Accordingly, such increase/decrease in fair value is included as part of the contributions/redemptions in the Statement of changes in Shareholders' Equity. For the nine-months ended September 30, 2007, 450,000 of Up-MACRO Holding Trust shares were redeemed at the value of the equity attributable to such shares of $27,775,409 with an underlying value of $25,448,500.

F.	Indemnifications

Under the Up-MACRO Holding Trust's organizational documents, the Depositor, the Trustee, NYMEX and MacroMarkets LLC are indemnified by the Up-MACRO Holding Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Up-MACRO Holding Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Up-MACRO Holding Trust's maximum exposure under these indemnification arrangements (as set forth in their respective trust agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Up-MACRO Holding Trust based on events that have not yet occurred. However, the Up-MACRO Holding Trust expects the risk of loss to be remote.

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

On June 18, 2007, the American Institute of Certified Public Accountants' (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 07-1, "Clarification of the Scope of the Audit and Accounting Guide" Investment Companies and "Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." The SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). For those entities that are investment companies under the SOP, it also addresses whether the specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (referred to as an equity method investor). In addition, the SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Depositor of the Up-MACRO Holding Trust is currently evaluating the scope of SOP 07-1 and the impact it will have on the Up-MACRO Holding Trust's financial statement disclosures.

H.	Concentration Risk

The Up-MACRO Holding Trust's performance at underlying value is determined by the daily Closing Price of NYMEX light sweet crude oil futures contracts. Therefore, the primary risk of loss to the Up-MACRO Holding Trust comes from fluctuations in the Closing Price of crude oil futures contracts. The maximum price level of crude oil futures for which the Up-MACRO Holding Trust can deliver investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level. (Conversely, the minimum price level of crude oil futures for which the Down-MACRO Holding Trust can deliver inverse investment returns at underlying value corresponding to the price of such crude oil futures is equal to twice the Starting Level $120.) Also, the Up-MACRO Holding Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affects the total amount of income earned by the Paired Holding Trusts. In addition, State Street Bank and Trust Company holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company in that the Up-MACRO Holding Trust may potentially lose all or a portion the cash that is held at State Street Bank and Trust Company.

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

Additional termination events of the Up-MACRO Holding Trust consist of (i) any event in which any of the Paired Holding Trusts or the Tradeable Trusts (collectively, the "MACRO Trusts") become insolvent or bankrupt; (ii) any of the MACRO Trusts become required to register as "investment companies" under the Investment Company Act of 1940, as amended; (iii) the MACRO Trusts are prohibited from using, or NYMEX or the applicable substitute oil price provider does not establish, a settlement price for light sweet crude oil futures or the applicable substitute reference oil price for five consecutive New York Business Days and no other substitute oil benchmark is identified and approved by the shareholders and/or the Depositor is unable to negotiate a licensing arrangement with any such substitute oil price provider; (iv) the Closing Price falls to only 15% of its Starting Level (at which Closing Price the Up-MACRO Holding Trust would be entitled to retain only 15% of its own assets under the Settlement Contracts) or the Closing Price rises to a level that is equal to 185% of its Starting Level (at which Closing Price the Up-MACRO Holding Trust would be entitled to receive all but 15% of the Down-MACRO Holding Trust's assets); and (v) the reduction of the funds on deposit in either of the Paired Holding Trusts to an amount below $10 million; and (vi) the amount of cash and U.S. government securities on deposit in the Up-MACRO Holding Trust or the Down-MACRO Holding Trust is reduced to $50 million or less after previously reaching an amount equal to $200 million or more, or the failure on the part of the Paired Holding Trusts to each hold cash and U.S. government securities in an amount equal to at least $200 million after six months or more have elapsed since the commencement of operations and the Depositor elects to terminate the Paired Holding Trusts. As of May 29, 2007, six months had elapsed since the commencement of operations of the Paired Holding Trusts and they held approximately $48.3 million of cash and government securities. Therefore, because the Paired Holding Trusts did not each hold cash and U.S. government securities in an amount equal to at least $200 million, after six months had elapsed since the Closing Date, the Depositor has the right, for so long as such $200 million threshold has not been reached, to terminate each of the Paired Holding Trusts. However, the Depositor currently has no intention of terminating the Paired Holding Trusts.

In the case of each of these termination events, including the event described in clause (iv) above, the Settlement Contracts would settle on the next distribution date on the basis of the Closing Price on the last New York Business Day that preceded that distribution date, which may be different from the Closing Price at the time when the termination event occurred.

J.	Subsequent Event

On October 2, 2007, the Depositor announced a three-for-one split of the MACROshares Oil Up Holding Shares (formerly known as the Claymore MACROshares Oil Up Holding Shares). Each shareholder of record at the close of business on October 19, 2007 received two additional shares for every one share held on the record date. The payable date for the additional shares was October 22, 2007. Trading began on a split adjusted basis on October 23, 2007. The total number of authorized shares remains unlimited and the associated par value was reduced from $60 to $20 by this action. The share split requires retroactive restatement of all historical per share data in all financial statements filed subsequent to October 22, 2007. All references to the number of shares outstanding, contributed and redeemed in the Financial Statements and Notes to the Financial Statements have not been retroactively adjusted to give effect to the share split. The net income per share and weighted average shares outstanding disclosed in the Statement of Operations and the per share distribution amounts disclosed in the Statement of Changes in Shareholders’ Equity have been restated to give effect to the share split.

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

For the period from July 1, 2007 to September 30, 2007, the per-share underlying value of the Up-MACRO holding shares tracked the Applicable Reference Price of Crude Oil by an average daily price differential of $0.23 (0.31% of the trust's underlying value). The differential ranged from approximately $0.01 to approximately $0.46 and increased throughout the period leading up to the ex-dividend date of September 26, 2007, at which time the differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1a illustrates the differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1a

The differential between the per-share underlying value of the Up-MACRO holding shares and the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Up-MACRO Holding Trust, after accruing for the fees and expenses incurred by the Up-MACRO holding trust. Exhibit 1b compares the per-share underlying value of the Up-MACRO holding shares relative to the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1b

For the period July 1, 2007 to September 30, 2007, the per-share underlying value of the Down-MACRO holding shares tracked the inverse of the Applicable Reference Price of Crude Oil by an average daily price differential of $0.14 (0.31% of the trust's underlying value). The differential ranged from approximately $0.01 to approximately $0.28 and increased throughout the period leading up to the ex-dividend date of September 26, 2007, at which time the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil reverted to approximately $0.01. Exhibit 1c illustrates the differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1c

The differential between the per-share underlying value of the Down-MACRO holding shares and the inverse of the Applicable Reference Price of Crude Oil can be attributed to accrued interest on Treasuries held by the Down-MACRO holding trust, after accruing for the fees and expenses incurred by the Down-MACRO holding trust. Exhibit 1d compares the per-share underlying value of the Down-MACRO holding shares relative to the Applicable Reference Price of Crude Oil for the period from July 1, 2007 to September 30, 2007.

Exhibit 1d

The Up-MACRO holding shares are not listed on any securities exchange or public trading market. The Up-MACRO holding shares may only be held by qualified institutional buyers (as defined in Rule 144A under the Securities Act), authorized participants (as defined in the prospectus), and the Up-MACRO tradeable trust.

As of September 30, 2007, all of the outstanding Up-MACRO holding shares are held by the Up-MACRO tradeable trust. Because there is no established public trading market for the Up-MACRO holding shares, high and low sales prices and bid information are unavailable. The following table sets forth, for the period indicated, the high and low per share underlying values (as defined in the prospectus) for the Up-MACRO holding shares.

Three Months Ended September 30, 2007	High	Low
Third Quarter (beginning July 1, 2007)	$82.89 ($27.63*)	$69.61 ($23.20*)
*After giving effect to the share split described in Note J to the Financial Statements.

Review of Financial Results

Results of Operations

On November 29, 2006, the Up-MACRO holding trust established its starting level at $60.00 per share and issued 200,000 shares to the initial authorized purchaser, KV Execution Services LLC, in exchange for $12,000,000 in cash. Such shares were issued at their initial underlying value of $62.45 per share. Since this date, the Up-MACRO holding trust's underlying value grew from approximately $12,500,000 at November 29, 2006, to approximately $28,591,500 at September 30, 2007 due to 600,000 shares (12 units) being created and 450,000 shares (9 units) being redeemed during the period. Each unit consists of 50,000 shares. During the three months period ended September 30, 2007 no creations or redemptions of shares were made.

Liquidity

On October 1, 2007 the Board of Directors for Macro Securities Depositor declared a three for one stock split on both the Up and Down MACROshares trusts. The Board took this action based upon market feedback from investors and the Authorized Participants. These key comments were that the share price was expensive compared to competitive products and the creation and redemption unit sizes were out of line for the current specialist environment. The Board hopes that the increase in the number of shares outstanding and the lower share price will increase market liquidity in the products.

Cash Flows From Operations

For the Nine Months Ended September 30, 2007
Cash flows from operating activities:

Net income	$3,581,611

Adjustments to reconcile net income to net cash used in operating activities:

Net unrealized appreciation on settlement contracts and income distribution agreement	(3,521,445)
Settlement payments in excess of realized gains on settlement
contracts and income distribution agreement	(1,189,500)
Increase/decrease in operating assets and liabilities:
Interest receivable	6,277
Operating expenses payable	2,323

Net cash used in operating activities	(1,120,734)

Cash flows from financing activities:

Contributions	15,034,545
Redemptions	(25,448,500)
Distributions	(493,020)
Increase in Distribution payable to shareholders	70,696

Net cash used in financing activities	(10,836,279)

Net decrease in cash and cash equivalents	(11,957,013)

Cash and cash equivalents, beginning of period	33,118,800
Cash and cash equivalents, end of period	$21,161,787

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

As a result, the per share value on September 30, 2007, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $74.16 ($24.72 per share after giving effect to the share split described in Note J to the Financial Statements). The per share Underlying Value for the same day was $81.69 ($27.23 per share after giving effect to the share split described in Note J to the Financial Statements. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

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

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Up-MACRO holding trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC which have been authorized by its Board to oversee the financial reporting of the Up-MACRO holding trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Up-MACRO holding trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of September 30, 2007, the Up-MACRO holding trust's disclosure controls and procedures were effective.

There was no change in the Up-MACRO holding trust's internal controls over financial reporting that occurred during the Up-MACRO holding trust's most recently completed fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in the risk factors since last disclosed under Part I, Item 1A, in our Annual Report on Form 10-K for the period ended December 31, 2006. However, additional disclosure language has been added to the prospectus regarding premium and discounts when the futures market experiences increased contango and backwardation in their pricing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Up-MACRO holding shares are offered on a continuous basis pursuant to the Up-MACRO holding trust and tradeable trust registration statement (Registration No. 333-116566). The proceeds from the sale of the Up-MACRO holding shares are invested, on each Distribution Date, in U.S. government securities that are scheduled to mature not later than the immediately following Distribution Date and over-night repurchase agreements fully collateralized by U.S. government securities.

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividend

On September 26, 2007, the trustee declared a dividend of $0.457691 per Up-MACRO holding share ($0.152564 per share after giving effect to the share split described in Note J to the Financial Statements), which together with the dividends declared by the trustee on June 27, 2007, March 28, 2007 and December 27, 2006, accumulates to a total dividend since inception in the amount of $1.6426 ($0.5475 per share after giving effect to the share split described in Note J to the Financial Statements) to shareholders.

Issuer Purchase of Equity Securities

The Up-MACRO holding trust does not purchase shares directly from its shareholders. However, in connection with Paired Optional Redemptions (as defined in the prospectus), the Up-MACRO holding trust may redeem Up-MACRO holding shares (as part of the Paired Optional Redemption of MACRO units consisting of 50,000 Up-MACRO holding shares and 50,000 Down-MACRO holding shares; the Down-MACRO holding shares included in such MACRO units would be contemporaneously redeemed by the Down-MACRO holding trust). From January 1, 2007 to September 30, 2007, 9 units (450,000 shares) were redeemed.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
—	MACROshares Oil Up Holding Shares and MACROshares Oil Up Tradeable shares prospectus, dated as of November 9, 2007*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

___________________________
*	Denotes a document that was previously filed as part of the Registration Statement of the MACROshares Oil Up Holding Trust and the MACROshares Oil Up Tradeable Trust, File No. 333-116566.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACRO SECURITIES DEPOSITOR, LLC,
Depositor for the MACROshares
Oil Up Holding Trust

/s/ Samuel Masucci, III
Samuel Masucci, III
On behalf of the Depositor
and as Chief Executive Officer

/s/ John A. Flanagan
John A. Flanagan
On behalf of the Depositor
and as Chief Financial Officer

Date: November 14, 2007